Form 10-K
Saxon Asset Securities Trust 2006-1
filed 2007-03-30
CIK 1361039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2006

                   Commission file number: 333-131712-01

                     Saxon Asset Securities Trust 2006-1
          (Exact name of issuing entity as specified in its Charter)

                 Saxon Asset Securities Company, (Depositor)
           (Exact name of registrant as specified in its Charter)

                       Saxon Funding Management LLC.
             (Exact name of sponsor as specified in its Charter)

                  Virginia                                   52-1865887
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

          4860 Cox Road
          Glen Allen, Virginia                            23060
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (804) 967-7400

          Securities registered pursuant to Section 12(b) of the Act:
                                     none.

          Securities registered pursuant to Section 12(g) of the Act:
                                     none.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[x]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[x]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         [x]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [x]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [x ] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2006.

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     None.

     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     Not Applicable.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     None.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The Trust does not issue stock.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

     PART IV

     Additional Items Required by General Instruction J

     Item 1112(b) of Regulation AB, Significant Obligor Financial Information. None.

     Item 1114(b)(2) and Item 1115(b) of Regulation AB , Significant Enhancement Provider Information.
     None.

     Item 1117 of Regulation AB, Legal Proceedings.
     None.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
     None.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria See Item 15, Exhibit 33 and Exhibit 34.

      The following parties have reported one or more instances of material noncompliance with applicable servicing criteria in their reports on assessments of compliance:

        Saxon Funding Management LLC has reported material noncompliance with applicable servicing criteria 1122(d)(2)(iv). Saxon Funding Management LLC's report on assessment of compliance is attached as
        Exhibit 33(a).

        Saxon Mortgage Services, Inc. has reported material noncompliance with applicable servicing criteria 1122(d)(4)(i) and 1122(d)(1)(ii). Saxon Mortgage Services, Inc.'s report on assessment of compliance is attached as Exhibit 33(b).

        Southwest Business Corporation, a servicing function participant contracted to perform certain functions by Saxon Mortgage Services, Inc., has reported material noncompliance with applicable servicing criteria 1122(d)(4)(xi). Southwest Business Corporation's report on assessment of compliance is attached as Exhibit 33(b).

     Item 1123 of Regulation AB, Servicer Compliance Statement
     See Item 15, Exhibit 35.

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) All financial statements:

         (2) Not Applicable.

         (3) Exhibits.

             Exhibit (4): Sale and Servicing Agreement dated as of April 1, 2006 among Saxon Asset Securities Trust 2006-1, as Issuer, Saxon Asset Securities Company, as Depositor, Saxon Funding Management, Inc., as Master Servicer, Saxon Mortgage Services, Inc., as Servicer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated herein by reference from Exhibit 99.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 8, 2006).

             Exhibit (10) Incorporated by reference as Exhibit (4).

             Exhibit 31 Section 302 Certification.

             Exhibit 33(a) Master Servicer's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33(b) Servicer's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33(c) Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 34(a) Master Servicer's Annual Report on Attestation of Compliance for Year End December 31, 2006.

             Exhibit 34(b) Servicer's Annual Report on Attestation of Compliance for Year End December 31, 2006.

             Exhibit 34(c) Trustee's Annual Report on Attestation of Compliance for Year End December 31, 2006.

             Exhibit 35(a) Master Servicer's Annual Statement of Compliance for Year End December 31, 2006.

             Exhibit 35(b) Servicer's Annual Statement of Compliance for Year End December 31, 2006.

     (b) See (a) above.

     (c) Not Applicable.




                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             By: Saxon Asset Securities Company
                             as Depositor on behalf of the Registrant

                                      By:  /s/ Ernest Bretana
                                           Ernest Bretana
                                           Executive Vice President



     Date: March 15, 2007



     EXHIBIT INDEX

     Exhibit Document

       4   Sale and Servicing Agreement dated as of April 1, 2006 among
           Saxon Asset Securities Trust 2006-1, as Issuer, Saxon Asset Securities Company, as Depositor, Saxon Funding Management,Inc., as Master Servicer, Saxon Mortgage Services, Inc., as Servicer, and Deutsche Bank Trust Company Americas, as Indenture
           Trustee (incorporated herein by reference from Exhibit 99.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 8, 2006).

      10   Incorporated by reference as Exhibit (4).

      31   Section 302 Certification.

      33(a) Master Servicer's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33(b) Servicer's Annual Report on Assessment of Compliance for Year
            End December 31, 2006.

      33(c) Trustee's Annual Report on Assessment of Compliance for Year
            End December 31, 2006.

      34(a) Master Servicer's Annual Report on Attestation of Compliance for Year End December 31, 2006.

      34(b) Servicer's Annual Report on Attestation of Compliance for Year
            End December 31, 2006.

      34(c) Trustee's Annual Report on Attestation of Compliance for Year
            End December 31, 2006.

      35(a) Master Servicer's Annual Statement of Compliance for
            Year End December 31, 2006.

      35(b) Servicer's Annual Statement of Compliance for Year End
            December 31, 2006.